Form 10-K
period 2006-12-31
Credit Suisse Commercial Mortgage Trust Series 2006-C4
filed 2007-03-30
CIK 1374479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number of issuing entity: 333-129918-05

Credit Suisse Commercial Mortgage Trust 2006-C4
(Exact name of issuing entity as specified in its charter)

Commission file number of depositor: 333-129918

Credit Suisse First Boston Mortgage Securities Corp.
(Exact name of registrant as specified in its charter)

Delaware	13-3320910
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11 Madison Avenue, New York, New York 10010, (212) 325-2000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

 None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act. *

☐ Yes	☒ No
*The issuing entity has been required to file reports with respect to the period following the issuance of its securities and ending December 31, 2006.
The issuing entity has filed a Form 15.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. *

☒ Yes	☐ No
*The issuing entity has been required to file reports with respect to the period following the issuance of its securities and ending December 31, 2006.
The issuing entity has filed a Form 15.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes     ☒No

State the aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

Pooling and Servicing Agreement (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on October 13, 2006) incorporated by reference in Part IV.
Mortgage Loan Purchase Agreement (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 13, 2006) incorporated by reference in Part IV.
Mortgage Loan Purchase Agreement (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 13, 2006) incorporated by reference in Part IV.
Mortgage Loan Purchase Agreement (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 13, 2006) incorporated by reference in Part IV.
Mortgage Loan Purchase Agreement (Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 13, 2006) incorporated by reference in Part IV.
Mortgage Loan Purchase Agreement (Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on October 13, 2006) incorporated by reference in Part IV.

PART I
Item 1B. Unresolved Staff Comments.
None.

PART II

Item 9B. Other Information.
None.

Item 1112(b) of Regulation AB. Significant Obligors Financial Information.
Credit Suisse (USA), Inc., as guarantor of leases of the property securing the 11 Madison Avenue loan, constitutes a significant obligor within the meaning of 1101(k)(3) of Regulation AB.  Selected financial data of Credit Suisse (USA), Inc. for the year ended December 31, 2006 is attached as Exhibit 99 to this Form 10-K and is deemed to be a part hereof.

The 11 Madison Avenue loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB.  The net operating income for the most recent fiscal year is $13,558,747.09.

Item 1114(b)(2) and 1115(b) of Regulation AB. Significant Enhancement Provider Financial Information.
No entity or group of affiliated entities provides any external credit enhancement or uses any derivative instruments or other support for the certificates within this transaction.

Item 1117 of Regulation AB. Legal Proceedings.
The registrant knows of no material pending legal proceedings involving the Credit Suisse Commercial Mortgage Trust 2006-C4 (the "Trust") and all parties related to such Trust, other than routine litigation incidental to the duties of their respective parties.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
No additional affiliations, certain relationships or related transactions have been identified, other than those previoously disclosed in the prospectus filed on September 27, 2006.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
The reports on assessment of compliance with servicing criteria for asset backed securities and related attestation reports are attached hereto under Item 15.

1122(d)(3)(i) - Delinquency Reporting - With respect to Wells Fargo Bank, N.A., as Trustee, the related report on assessment of compliance and attestation report state that during the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. Wells Fargo Bank, N.A. has stated (1) that all such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function; and (2) all necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Item 1123 of Regulation AB. Servicer Compliance Statement.
The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description
4.1	Pooling and Servicing Agreement (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on October 13, 2006) (Incorporated by reference)
10.1	Mortgage Loan Purchase Agreement (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 13, 2006) (Incorporated by reference)
10.2	Mortgage Loan Purchase Agreement (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 13, 2006) (Incorporated by reference)
10.3	Mortgage Loan Purchase Agreement (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 13, 2006) (Incorporated by reference)
10.4	Mortgage Loan Purchase Agreement (Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 13, 2006) (Incorporated by reference)
10.5	Mortgage Loan Purchase Agreement (Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on October 13, 2006) (Incorporated by reference)
31	Rule 13a-14(d)/15(d)-14(d) Certifications
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, Keycorp Real Estate Capital Markets, Inc., as Master Servicer No. 1
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, NCB, FSB, as Master Servicer No. 2
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, Inc., as Special Servicer No. 1
33(d)	Report on assessment of compliance with servicing criteria for asset-backed securities, National Consumer Cooperative Bank, as Special Servicer No. 2
33(e)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Certificate Administrator and Paying Agent
33(f)	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, N.A., as Trustee
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Keycorp Real Estate Capital Markets, Inc., as Master Servicer No. 1
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, NCB, FSB, as Master Servicer No. 2
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, Inc., as Special Servicer No. 1
34(d)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Consumer Cooperative Bank, as Special Servicer No. 2
34(e)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Certificate Administrator and Paying Agent
34(f)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, N.A., as Trustee
35(a)	Servicer compliance statement, Keycorp Real Estate Capital Markets, Inc., as Master Servicer No. 1
35(b)	Servicer compliance statement, NCB, FSB, as Master Servicer No. 2
35(c)	Servicer compliance statement, LNR Partners, Inc., as Special Servicer No. 1
35(d)	Servicer compliance statement, National Consumer Cooperative Bank, as Special Servicer No. 2
35(e)	Servicer compliance statement, LaSalle Bank National Association, as Certificate Administrator and Paying Agent
35(f)	Servicer compliance statement, Wells Fargo Bank, N.A., as Trustee
99	Selected financial data of Credit Suisse (USA), Inc. for the year ended December 31, 2006

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c) Not Applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Credit Suisse First Boston Mortgage Securities Corp.

March 29, 2007	/s/ Jeffrey Altabef
By: Jeffrey Altabef
Title: Vice President

EXHIBIT INDEX

Exhibit Number	Description
4.1	Pooling and Servicing Agreement (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on October 13, 2006) (Incorporated by reference)
10.1	Mortgage Loan Purchase Agreement (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 13, 2006) (Incorporated by reference)
10.2	Mortgage Loan Purchase Agreement (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 13, 2006) (Incorporated by reference)
10.3	Mortgage Loan Purchase Agreement (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 13, 2006) (Incorporated by reference)
10.4	Mortgage Loan Purchase Agreement (Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 13, 2006) (Incorporated by reference)
10.5	Mortgage Loan Purchase Agreement (Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on October 13, 2006) (Incorporated by reference)
31	Rule 13a-14(d)/15(d)-14(d) Certifications
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, Keycorp Real Estate Capital Markets, Inc., as Master Servicer No. 1
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, NCB, FSB, as Master Servicer No. 2
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, Inc., as Special Servicer No. 1
33(d)	Report on assessment of compliance with servicing criteria for asset-backed securities, National Consumer Cooperative Bank, as Special Servicer No. 2
33(e)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Certificate Administrator and Paying Agent
33(f)	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, N.A., as Trustee
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Keycorp Real Estate Capital Markets, Inc., as Master Servicer No. 1
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, NCB, FSB, as Master Servicer No. 2
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, Inc., as Special Servicer No. 1
34(d)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Consumer Cooperative Bank, as Special Servicer No. 2
34(e)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Certificate Administrator and Paying Agent
34(f)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, N.A., as Trustee
35(a)	Servicer compliance statement, Keycorp Real Estate Capital Markets, Inc., as Master Servicer No. 1
35(b)	Servicer compliance statement, NCB, FSB, as Master Servicer No. 2
35(c)	Servicer compliance statement, LNR Partners, Inc., as Special Servicer No. 1
35(d)	Servicer compliance statement, National Consumer Cooperative Bank, as Special Servicer No. 2
35(e)	Servicer compliance statement, LaSalle Bank National Association, as Certificate Administrator and Paying Agent
35(f)	Servicer compliance statement, Wells Fargo Bank, N.A., as Trustee
99	Selected financial data of Credit Suisse (USA), Inc. for year ended December 31, 2006.