Form 10-K/A
Credit Suisse Commercial Mortgage Trust Series 2006-C4
filed 2007-04-02
CIK 1374479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1 to
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

With respect to KeyCorp Real Estate Capital Markets, Inc., as Master Servicer No. 1, the related servicer compliance statement has disclosed the following material noncompliance with servicing criteria 1122(d)(2)(vii) and 1122(d)(4)(xv), respectively, applicable to KeyCorp Real Estate Capital Markets, Inc.'s platform covered by this report during the year ended December 31, 2006: (1) one T&I bank reconciliation contained reconciling items for more than 90 days, and (2) three original letters of credit were not maintained at KeyCorp Real Estate Capital Markets, Inc.'s offices. KeyCorp Real Estate Capital Markets, Inc. has stated that (1) appropriate steps will be taken to resolve, within 90 days of identification, all reconciling items on the custodial account bank reconciliations and (2) steps have been taken to retain and secure all original letters of credit in KeyCorp Real Estate Capital Markets, Inc.'s offices, instead of maintaining them with the document custodian.

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